Form 10-K
period 2025-12-31
BMO 2024-5C7 Mortgage Trust
filed 2026-03-31
CIK 2038433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  The Colony Square mortgage loan, which represented approximately 6.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Colony Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-5C8 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BMO 2024-5C8 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-280224-01.

2.  The Interstate Industrial Portfolio mortgage loan, which represented approximately 5.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Interstate Industrial Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2024-5C2 PSA (as defined in Item 15 below) on and after November 27, 2024. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the WFCM 2024-5C2 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-280224-01.

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

4.  The Baybrook Mall mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Baybrook Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2024-5YR9 PSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK5 2024-5YR9 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-280224-01.

5.  The One Park Square mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Cortland West Champions mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The One Park Square mortgage loan and the Cortland West Champions mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2024-V11 PSA (as defined in Item 15 below).

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

9.  This report on Form 10-K does not include the servicer compliance statement of (i) Rialto Capital Advisors, LLC, as special servicer for the Interstate Industrial Portfolio mortgage loan under the WFCM 2024-5C2 PSA, (ii) KeyBank National Association, as master servicer and as special servicer under the COMM 2024-277P TSA, pursuant to which the 280 Park Avenue mortgage loan is serviced, (iii) KeyBank National Association, as master servicer under the BBCMS 2024-5C29 PSA, pursuant to which the Westshore Crossing mortgage loan is serviced and (iv) Argentic Services Company LP, as special servicer  for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA, because each of Rialto Capital Advisors, LLC, KeyBank National Association and Argentic Services Company LP is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BMO 2024-5C8 PSA, the WFCM 2024-5C2 PSA, the BANK5 2024-5YR9 PSA, the Benchmark 2024-V11 PSA, the BBCMS 2024-5C29 PSA and the BMO 2024-5C6 PSA and (ii) Deutsche Bank National Trust Company, as certificate administrator under the COMM 2024-277P TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

33.2 Greystone Servicing Company LLC, as special servicer

33.3 BellOak, LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

33.7 Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

33.8 CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

33.9 Greystone Servicing Company LLC, as special servicer for the Colony Square mortgage loan under the BMO 2024-5C8 PSA. (see Exhibit 33.2)

33.10 Pentalpha Surveillance LLC, as operating advisor for the Colony Square mortgage loan under the BMO 2024-5C8 PSA.

33.11 Computershare Trust Company, National Association, as custodian for the Colony Square mortgage loan under the BMO 2024-5C8 PSA. (see Exhibit 33.5)

33.12 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced. (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 33.6)

33.14 Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 33.7)

33.15 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.16 Rialto Capital Advisors, LLC, as special servicer for the Interstate Industrial Portfolio mortgage loan under the WFCM 2024-5C2 PSA.

33.17 Pentalpha Surveillance LLC, as operating advisor for the Interstate Industrial Portfolio mortgage loan under the WFCM 2024-5C2 PSA. (see Exhibit 33.10)

33.18 Computershare Trust Company, National Association, as custodian for the Interstate Industrial Portfolio mortgage loan under the WFCM 2024-5C2 PSA. (see Exhibit 33.5)

33.19 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.20 Park Bridge Lender Services LLC as operating advisor for the 277 Park Avenue mortgage loan under the COMM 2024-277P TSA.

33.21 Computershare Trust Company, National Association, as trustee under the COMM 2024-277P TSA, pursuant to which the 277 Park Avenue mortgage loan is serviced. (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 33.6)

33.23 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 33.7)

33.24 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 33.8)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Baybrook Mall mortgage loan under the BANK5 2024-5YR9 PSA. (see Exhibit 33.1)

33.26 Pentalpha Surveillance LLC, as operating advisor for the Baybrook Mall mortgage loan under the BANK5 2024-5YR9 PSA. (see Exhibit 33.10)

33.27 Computershare Trust Company, National Association, as custodian for the Baybrook Mall mortgage loan under the BANK5 2024-5YR9 PSA. (see Exhibit 33.5)

33.28 Computershare Trust Company, National Association, as trustee under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 33.4)

33.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V11 PSA, pursuant to which the One Park Square mortgage loan and the Cortland West Champions mortgage loan are serviced. (see Exhibit 33.1)

33.30 LNR Partners, LLC, as special servicer for the One Park Square mortgage loan and the Cortland West Champions mortgage loan under the Benchmark 2024-V11 PSA.

33.31 Park Bridge Lender Services LLC, as operating advisor for the One Park Square mortgage loan and the Cortland West Champions mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 33.20)

33.32 Computershare Trust Company, National Association, as custodian for the One Park Square mortgage loan and the Cortland West Champions mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 33.5)

33.33 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V11 PSA, pursuant to which the One Park Square mortgage loan and the Cortland West Champions mortgage loan are serviced. (see Exhibit 33.4)

33.34 Park Bridge Lender Services LLC, as operating advisor for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 33.20)

33.35 Computershare Trust Company, National Association, as custodian for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 33.5)

33.36 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C6 PSA, pursuant to which the Northbridge Centre mortgage loan and the Linx mortgage loan are serviced. (see Exhibit 33.1)

33.37 LNR Partners, LLC, as special servicer for the Northbridge Centre mortgage loan and the Linx mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 33.30)

33.38 Pentalpha Surveillance LLC, as operating advisor for the Northbridge Centre mortgage loan and the Linx mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 33.10)

33.39 Computershare Trust Company, National Association, as custodian for the Northbridge Centre mortgage loan and the Linx mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 33.5)

33.40 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C6 PSA, pursuant to which the Northbridge Centre mortgage loan and the Linx mortgage loan are serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 8)

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2 Greystone Servicing Company LLC, as special servicer

34.3 BellOak, LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

34.7 Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

34.8 CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

34.9 Greystone Servicing Company LLC, as special servicer for the Colony Square mortgage loan under the BMO 2024-5C8 PSA. (see Exhibit 34.2)

34.10 Pentalpha Surveillance LLC, as operating advisor for the Colony Square mortgage loan under the BMO 2024-5C8 PSA.

34.11 Computershare Trust Company, National Association, as custodian for the Colony Square mortgage loan under the BMO 2024-5C8 PSA. (see Exhibit 34.5)

34.12 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced. (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 34.6)

34.14 Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 34.7)

34.15 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.16 Rialto Capital Advisors, LLC, as special servicer for the Interstate Industrial Portfolio mortgage loan under the WFCM 2024-5C2 PSA.

34.17 Pentalpha Surveillance LLC, as operating advisor for the Interstate Industrial Portfolio mortgage loan under the WFCM 2024-5C2 PSA. (see Exhibit 34.10)

34.18 Computershare Trust Company, National Association, as custodian for the Interstate Industrial Portfolio mortgage loan under the WFCM 2024-5C2 PSA. (see Exhibit 34.5)

34.19 Computershare Trust Company, National Association, as trustee under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.20 Park Bridge Lender Services LLC as operating advisor for the 277 Park Avenue mortgage loan under the COMM 2024-277P TSA.

34.21 Computershare Trust Company, National Association, as trustee under the COMM 2024-277P TSA, pursuant to which the 277 Park Avenue mortgage loan is serviced. (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 34.6)

34.23 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 34.7)

34.24 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 34.8)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Baybrook Mall mortgage loan under the BANK5 2024-5YR9 PSA. (see Exhibit 34.1)

34.26 Pentalpha Surveillance LLC, as operating advisor for the Baybrook Mall mortgage loan under the BANK5 2024-5YR9 PSA. (see Exhibit 34.10)

34.27 Computershare Trust Company, National Association, as custodian for the Baybrook Mall mortgage loan under the BANK5 2024-5YR9 PSA. (see Exhibit 34.5)

34.28 Computershare Trust Company, National Association, as trustee under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 34.4)

34.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V11 PSA, pursuant to which the One Park Square mortgage loan and the Cortland West Champions mortgage loan are serviced. (see Exhibit 34.1)

34.30 LNR Partners, LLC, as special servicer for the One Park Square mortgage loan and the Cortland West Champions mortgage loan under the Benchmark 2024-V11 PSA.

34.31 Park Bridge Lender Services LLC, as operating advisor for the One Park Square mortgage loan and the Cortland West Champions mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 34.20)

34.32 Computershare Trust Company, National Association, as custodian for the One Park Square mortgage loan and the Cortland West Champions mortgage loan under the Benchmark 2024-V11 PSA. (see Exhibit 34.5)

34.33 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V11 PSA, pursuant to which the One Park Square mortgage loan and the Cortland West Champions mortgage loan are serviced. (see Exhibit 34.4)

34.34 Park Bridge Lender Services LLC, as operating advisor for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 34.20)

34.35 Computershare Trust Company, National Association, as custodian for the Westshore Crossing mortgage loan under the BBCMS 2024-5C29 PSA. (see Exhibit 34.5)

34.36 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C6 PSA, pursuant to which the Northbridge Centre mortgage loan and the Linx mortgage loan are serviced. (see Exhibit 34.1)

34.37 LNR Partners, LLC, as special servicer for the Northbridge Centre mortgage loan and the Linx mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 34.30)

34.38 Pentalpha Surveillance LLC, as operating advisor for the Northbridge Centre mortgage loan and the Linx mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 34.10)

34.39 Computershare Trust Company, National Association, as custodian for the Northbridge Centre mortgage loan and the Linx mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 34.5)

34.40 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C6 PSA, pursuant to which the Northbridge Centre mortgage loan and the Linx mortgage loan are serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 9)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 Greystone Servicing Company LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

35.5 Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C8 PSA, pursuant to which the Colony Square mortgage loan is serviced.

35.6 Greystone Servicing Company LLC, as special servicer for the Colony Square mortgage loan under the BMO 2024-5C8 PSA. (see Exhibit 35.2)

35.7 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 35.4)

35.8 Trimont LLC, as master servicer on and after March 1, 2025 under the WFCM 2024-5C2 PSA, pursuant to which the Interstate Industrial Portfolio mortgage loan is serviced. (see Exhibit 35.5)

35.9 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 35.4)

35.10 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2024-5YR9 PSA, pursuant to which the Baybrook Mall mortgage loan is serviced. (see Exhibit 35.5)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Baybrook Mall mortgage loan under the BANK5 2024-5YR9 PSA. (see Exhibit 35.1)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V11 PSA, pursuant to which the One Park Square mortgage loan and the Cortland West Champions mortgage loan are serviced. (see Exhibit 35.1)

35.13 LNR Partners, LLC, as special servicer for the One Park Square mortgage loan and the Cortland West Champions mortgage loan under the Benchmark 2024-V11 PSA.

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C6 PSA, pursuant to which the Northbridge Centre mortgage loan and the Linx mortgage loan are serviced. (see Exhibit 35.1)

35.15 LNR Partners, LLC, as special servicer for the Northbridge Centre mortgage loan and the Linx mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 35.13)

99.1 Mortgage Loan Purchase Agreement, dated as of October 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated October 21, 2024, and filed by the registrant on October 21, 2024 under Commission File No. 333-280224-01, and is incorporated by reference herein).

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

Date: March 30, 2026